Form 10-K
period 1999-12-31
BEAR STEARNS ASSET-BACKED CERTIFICATES SERIES 1999-2
filed 2000-03-31
CIK 1099524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 1999

                        Commission file number:  333-43091-04

                       BEAR STEARNS ASSET-BACKED SECURITIES, INC., as Depositor, EMC Mortgage Corporation, as Seller and Maste Servicer, and Bankers Trust Company of California, N.A., as trustee (the "Trustee") under the Pooling and Servicing Agreement, dated as of September 1, 1999, providing for the issuance of the Bear Stearns Asset-Backed Certificates, Series 1992-2.


            BEAR STEARNS ASSET-BACKED CERTIFICATES, SERIES 1999-2
            (Exact name of Registrant as specified in its Charter)

           DELAWARE                                    13-383643
           (State or other jurisdiction                (I.R.S. Employer
           incorporation or organization)              Identification Number)

           245 PARK AVENUE
           NEW YORK, NEW YORK                          10167
           (Address of principal executive offices)    (Zip Code)

            Registrant's telephone number, including area code:
                               (212) 272-2000

          Securities registered pursuant to Section 12(b) of the Act:
                               NOT APPLICABLE.

          Securities registered pursuant to Section 12(g) of the Act:
                               NOT APPLICABLE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1999: NOT APPLICABLE.

     Number of shares of common stock outstanding as of December 31, 1999:
     NOT APPLICABLE.

     DOCUMENTS INCORPORATED BY REFERENCE

     Documents in Part I and Part IV incorporated herein by reference are as follows:

     Pooling and Servicing Agreement of Registrant dated as of September 1, 1999 (hereby incorporated herein by reference as part of the Registrant's Current Report on Form 8-K as Exhibit 4.1, and filed with the Securities and Exchange Commission on October 27, 1999).

     Documents in Part II and Part IV incorporated herein by reference are as follows:

     Monthly Remittance Statement to the Certificateholders dated as of October 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 19, 2000.

     Monthly Remittance Statement to the Certificateholders dated as of November 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 19, 2000.

     Monthly Remittance Statement to the Certificateholders dated as of December 27, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 19, 2000.


     PART I

     ITEM 1.  Business.

     The trust fund (the "Trust") created pursuant to a Pooling and Servicing Agreement dated as of September 1, 1999 (the "Pooling and Servicing Agreement") among Bear Stearns Asset Backed Securities, Inc., a Delaware corporation, as depositor (the "Depositor"), EMC Mortgage Corporation, a Delaware corporation, as seller (in such capacity, the "seller") and as master servicer (in such capacity, the "Master Servicer"), and Bankers Trust Company of California, N.A., a national banking association, as trustee, (the "Trustee").

     The Certificates will be issued pursuant to the Pooling and Servicing Agreement. The Bear Stearns Asset Backed Securities, Inc. Asset-Backed Certificates, Series 1999-2 (the "Certificates") will consist of: (a) the following fixed rate certificates (the "Fixed Rate Certificates"): Class AF-1 and Class AF-2 Certificates (collectively, the "Class A Fixed Rate Certificates"), Class MF-1 Certificates (the "Class MF-1 Certificates"), Class MF-2 Certificates (the "Class MF-2 Certificates" and together with the Class MF-1 Certificates, the "Mezzanine Fixed Rate Certificates"), Class BF Certificates (the "Class BF Certificates" and together with the Mezzanine Fixed Rate Certificates, the "Subordinated Offered Fixed Rate Certificates"); Class BF-IO Certificates (the "Class BF-IO Certificates"); and Class PF Certificates (the "Class PF Certificates"); (b) the following adjustable rate certificates (the "Adjustable Rate Certificates"): Class AV-1 and Class AV-2 Certificates (collectively, the "Class A Adjustable Rate Certificates" and, together with the Class A Fixed Rate Certificates, the "Class A Certificates"), Class MV-1 Certificates (the "Class MV-1 Certificates" and together with the Class MF-1 Certificates, the "Class M-1 Certificates"), Class MV-2 Certificates (the "Class MV-2 Certificates" and together with the Class MV-1 Certificates, the Mezzanine Adjustable Rate Certificates", the Class MV-2 Certificates together with the Class MF-2 Certificates, the "Class M-2 Certificates"); Class BV Certificates (the Class BV Certificates" and together with the Mezzanine Adjustable Rate Certificates, the "Subordinated Offered Adjustable Rate Certificates;" and together with the Class BF Certificates, the "Class B Certificates"); Class BV-IO Certificates (the "Class BV-IO Certificates" and together with the Class BF-IO Certificates, the "Class B-IO Certificates"); and Class PV Certificates (the "Class PV Certificates" and collectively with the Class PF Certificates, the "Class P Certificates"); and (c) Class R Certificates (the "Residual Certificates"). The Mezzanine Fixed Rate Certificates and the Mezzanine Adjustable Rate Certificates are referred to collectively as the "Mezzanine Certificates." The Subordinated Offered Fixed Rate Certificates and the Subordinated Offered Adjustable Rate Certificates are referred to collectively as the "Subordinate Offered Certificates."

     Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Reports to Certificateholders, which are filed on Form 8-K.
     There is no additional relevant information to report in response to Item 101 of Regulation S-K.

     ITEM 2.  Properties.

     The Depositor owns no property. The Bear Stearns Asset Backed Securities, Inc. Asset-Backed Certificates, Series 1999-2, in the aggregate, represent the beneficial ownership in a Trust consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loan. Therefore, this item is inapplicable.

     ITEM 3.  Legal Proceedings.

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Bear Stearns Asset Backed Securities, Inc. Asset-Backed Certificates, Series 1999-2 represents, in the aggregate, the beneficial ownership in a trust fund consisting primarily of the Mortgage Certificates. The Certificates are owned by Certificateholders as trust beneficiaries. Strictly speaking, the Registrant has no "common equity," but for purposes of this Item only, the Registrant's Asset Backed Securities, Inc. Asset-Backed Certificates, Series 1999-2 are treated as "common equity."

     (a) Market Information. There is no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     (b) Holders. The number of registered holders of all classes of Certificates on December 31, 1999 was: 10.

     (c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Certificateholders is provided in the Monthly Reports to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

     ITEM 6.  Selected Financial Data.

     Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Certificateholders. The information provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K, do not provide the relevant financial information regarding the financial status of the Trust.


     ITEM 8.  Financial Statements and Supplementary Data.

     Monthly Remittance Statement to the Certificateholders dated as of October 25, 1999.

     Monthly Remittance Statement to the Certificateholders dated as of November 25, 1999.

     Monthly Remittance Statement to the Certificateholders dated as of December 27, 1999.

     Annual Statement of Compliance by the Master Servicer will be subsequently filed on Form 10-K/A after August 31, 2000.

     Independent Accountant's Report on Servicer's will be subsequently filed on Form 10-K/A after August 31, 2000.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable. The Trust does not have officers or directors. Therefore, the information required by items 401 and 405 of Regulation S-K are inapplicable.

     ITEM 11.  Executive Compensation.

     Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information required by item 402 of regulation S-K is inapplicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 1999, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:


     BANKERS TRUST COMPANY
     JOHN LASHER
     C/O BT SERVICES TENNESSE INC.
     648 GRASSMERE PARK DRIVE
     NASHVILLE, TN 37211
     SERIES 1999-2
     CLASS AF-1
     $80,584,000
     100.0%

     CHASE MANHATTAN BANK
     ORMA TRIM SUPERVISOR
     4 NEW YORK PLAZA
     13TH FLOOR
     NEW YORK, NY 10004
     SERIES 1999-2
     CLASS AF-2
     $30,200,000
     100.0%

     FIFTH THIRD BANK (THE)
     JEAN FISHER
     DEPT. 00850 - PROXY
     38 FOUNTAIN SQUARE PLAZA
     CINCINJATI, OH 45263
     SERIES 1999-2
     CLASS MF-1
     $7,417,000
     100.0%

     BEAR STEARNS SECURITIES CORP.
     VINCENT MARZELLA
     ONE METROTECH CENTER NORTH
     4TH FLOOR
     BROOKLYN, NY 11201-3862
     SERIES 1999-2
     CLASS MF-2
     $6,743,000
     100.0%

     BEAR STEARNS SECURITIES CORP.
     VINCENT MARZELLA
     ONE METROTECH CENTER NORTH
     4TH FLOOR
     BROOKLYN, NY 11201-3862
     SERIES 1999-2
     CLASS BF
     $7,754,000
     100.0%

     BOSTON SAFE DEPOSIT AND TRUST COMPANY
     CONSTANCE HOLLOWAY
     C/O MELLON BANK N.A.
     THREE MELLON BANK CENTER, ROOM 153-3015
     PITTSBURGH, PA 15259
     SERIES 1999-2
     CLASS AV-1
     $49,598,000
     100.0%

     LBI-LEHMAN GOVERNMENT SECURITIES INC. (LBI)
     STEVE PATRIARCO SR VP
     101 HUDSON STREET
     31ST FLOOR
     JERSEY CITY, NJ 07302
     SERIES 1999-2
     CLASS AV-2
     $12,258,000
     100.0%

     BEAR STEARNS SECURITIES CORP.
     VINCENT MARZELLA
     ONE METROTECH CENTER NORTH
     4TH FLOOR
     BROOKLYN, NY 11201-3862
     SERIES 1999-2
     CLASS MV-1
     $6,426,000
     100.0%

     BEAR STEARNS SECURITIES CORP.
     VINCENT MARZELLA
     ONE METROTECH CENTER NORTH
     4TH FLOOR
     BROOKLYN, NY 11201-3862
     SERIES 1999-2
     CLASS Mv-2
     $5,021,000
     100.0%

     BEAR STEARNS SECURITIES CORP.
     VINCENT MARZELLA
     ONE METROTECH CENTER NORTH
     4TH FLOOR
     BROOKLYN, NY 11201-3862
     SERIES 1999-2
     CLASS BV
     $6,025,000
     100.0%


     (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors. Therefore, the information required by Item 403 of Regulation S-K is inapplicable.

     (c) Changes in control. Not Applicable. Since Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in respect to certain required consents regarding any amendments to the Pooling and Servicing Agreement, the information requested with respect to item 403 of Regulation S-K is inapplicable.

     ITEM 13.  Certain Relationships and Related Transactions.

     (a) Transactions with management and others. Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 1999, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

     (b)  Certain business relationships.  None.

     (c) Indebtedness of management. Not Applicable. The Trust does not have management consisting of any officers or directors. Therefore, the information required by item 404 of Regulation S-K is inapplicable.

     (d) Transactions with promoters. Not Applicable. The Trust does not use promoters. Therefore, the information required by item 404 of Regulation S-K is inapplicable.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a)  The following is a list of documents filed as part of this report:

     EXHIBITS


     Monthly Remittance Statement to the Certificateholders dated as of October 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 19, 2000.

     Monthly Remittance Statement to the Certificateholders dated as of November 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 19, 2000.

     Monthly Remittance Statement to the Certificateholders dated as of December 27, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 19, 2000.

     Annual Statement of Compliance by the Master Servicer will be subsequently filed on Form 10-K/A after August 31, 2000.

     Independent Accountant's Report on Servicer's will be subsequently filed on Form 10-K/A after August 31, 2000.


     (b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

     Monthly Remittance Statement to the Certificateholders dated as of October 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 19, 2000.

     Monthly Remittance Statement to the Certificateholders dated as of November 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 19, 2000.

     Monthly Remittance Statement to the Certificateholders dated as of December 27, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 19, 2000.

     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

     Supplemental information to be furnished with reports filed pursuant to
     Section 15(d) by registrants which have not registered securities pursuant to Section 12 of the Act.

     No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             By: Bankers Trust Company of California, N.A. not in its individual capacity but solely as a duly authorized agent of the Registrant pursuant to the Pooling and Servicing Agreement, dated as of September 1, 1999.


                                  By:  /s/Judy L. Gomez
                                  Judy L. Gomez
                                  Assistant Vice President

     Date:  March 31, 2000


     EXHIBIT INDEX

     Exhibit Document


     1.1 Monthly Remittance Statement to the Certificateholders dated as of October 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 19, 2000.

     1.2 Monthly Remittance Statement to the Certificateholders dated as of November 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 19, 2000.

     1.3 Monthly Remittance Statement to the Certificateholders dated as of December 27, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 19, 2000.

     1.4 The Pooling and Servicing Agreement of the Registrant dated as of September 1, 1999 (hereby incorporated herein by reference and filed as part of the Registrant's Current Report on Form 8-K as
          Exhibit 4.1, and filed with the Securities and Exchange Commission on October 27, 1999.